Form 10QSB
period 2000-03-31
PSLRA INC/NY
filed 2000-05-15
CIK 1077271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the Fiscal Year Ended March 31, 2000

                                       or

     [ ] Transitional report under Section 13 or 15(d) of the Exchange Act

                          Commission File No. 000-26641

                               PSLRA, Incorporated
                               -------------------
                 (Name of Small Business Issuer in its Charter)

          Delaware                                    13-4031420
------------------------------------------------------------------------------
State or other jurisdiction of           I.R.S. Employer Identification Number
incorporation or organization

            317 Madison Avenue, Suite 2310, New York, New York 10017
            --------------------------------------------------------
                     (Address of principal executive office)

Issuer's telephone number:  (212) 949-9696
                            --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.

Yes  X       No
    ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of May 1, 2000, there were 2,170,000 shares of Common Stock, par value $.001 per share, outstanding


Transitional Small Business Disclosure Format (check one):
Yes          No  X
    ---         ---

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements.

                                                                     PSLRA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                       December 31, 1999 and March 31, 2000 and 1999 (unaudited)
--------------------------------------------------------------------------------

                                                                      Page
FINANCIAL STATEMENTS

    Balance Sheet                                                       1

    Statements of Operations                                            2

    Statements of Stockholders' Equity                                  3

    Statements of Cash Flows                                            4

    Notes to Financial Statements                                     5 - 6

                                                                     PSLRA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                                December 31, 1999 and March 31, 2000 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                    March 31,    December 31,
                                                                      2000           1999
                                                                 -------------   -------------
                                                                  (unaudited)
Assets
    Cash                                                         $      23,447   $      30,395
                                                                 -------------   -------------

                  Total assets                                   $      23,447   $      30,395
                                                                 =============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Due to stockholder                                           $          98   $           -
    Accrued expenses                                                     1,603           2,790
                                                                 -------------   -------------

        Total current liabilities                                        1,701           2,790
                                                                 -------------   -------------

Stockholders' equity
    Preferred stock, $0.001 par value
        5,000,000 shares authorized
        no shares issued and outstanding                                     -               -
    Common stock, $0.001 par value
        40,000,000 shares authorized
        2,170,000 (unaudited) and 2,170,000 shares issued
           and outstanding                                               2,170           2,170
    Additional paid-in capital                                          36,180          36,180
    Contributed capital - stock warrants outstanding                     2,813           2,813
    Deficit accumulated during the development stage                   (19,417)        (13,558)
                                                                 -------------   -------------

               Total stockholders' equity                               21,746          27,605
                                                                 -------------   -------------

                  Total liabilities and stockholders' equity     $      23,447   $      30,395
                                                                 =============   =============

   The accompanying notes are an integral part of these financial statements.

                                                                     PSLRA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 2000 and 1999 (unaudited) and for the Period from October 6, 1998 (Inception) to March 31, 2000 (unaudited)
--------------------------------------------------------------------------------

                                                                                     For the
                                                                                   Period from
                                                               For the              October 6,
                                                         Three Months Ended            1998
                                                               March 31,          (Inception) to
                                                     ---------------------------     March 31,
                                                           2000          1999          2000
                                                     ------------  -------------  --------------
                                                      (unaudited)   (unaudited)    (unaudited)
Operating expenses                                   $      5,859  $       3,612  $      19,417
                                                     ------------  -------------  -------------

Net loss                                             $     (5,859) $      (3,612) $     (19,417)
                                                     ============  =============  =============

Basic and diluted
  Loss per common share                              $     (0.003) $      (0.002)$      (0.009)
                                                     ============  ============= =============

  Weighted-average common shares outstanding            2,170,000      2,112,360     2,135,498
                                                     ============  ============= =============

   The accompanying notes are an integral part of these financial statements.

                                                                     PSLRA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
   For the Period from October 6, 1998 (Inception) to March 31, 2000 (unaudited)
--------------------------------------------------------------------------------

                                                                                          Contributed     Deficit
                                                                                           Capital -    Accumulated
                                                    Common Stock           Additional        Stock      during the
                                                    ------------             Paid-In        Warrants    Development
                                                 Shares        Amount        Capital      Outstanding      Stage          Total
                                              ------------  ------------   ------------  ------------- -------------  ------------
Balance, October 6, 1998 (inception)                     -  $           -  $          -  $           - $           -  $          -
Sale of common stock                             2,020,000          2,020         2,580                                      4,600
Net loss                                                                                                      (1,238)       (1,238)

Balance, December 31, 1998                       2,020,000          2,020         2,580              -        (1,238)        3,362
Sale of common stock                               150,000            150        33,600                                     33,750
Issuance of stock warrants                                                                       2,813                       2,813
Net loss                                                                                                     (12,320)      (12,320)
                                              ------------  -------------  ------------  ------------- -------------  ------------

Balance, December 31, 1999                       2,170,000          2,170        36,180          2,813       (13,558)       27,605
Net loss (unaudited)                                                                                          (5,859)       (5,859)
                                              ------------  -------------  ------------  ------------- -------------  ------------

    Balance, March 31, 2000 (unaudited)          2,170,000  $       2,170  $     36,180  $       2,813 $     (19,417) $     21,746
                                              ============  =============  ============  ============= =============  ============


   The accompanying notes are an integral part of these financial statements.

                                                                     PSLRA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2000 and 1999 (unaudited) and for the Period from October 6, 1998 (Inception) to March 31, 2000 (unaudited)
--------------------------------------------------------------------------------

                                                                                     For the
                                                                                   Period from
                                                              For the               October 6,
                                                         Three Months Ended            1998
                                                              March 31,           (Inception) to
                                                     ---------------------------     March 31,
                                                         2000          1999            2000
                                                     ------------  -------------  --------------
                                                      (unaudited)   (unaudited)    (unaudited)
Cash flows from operating activities
  Net loss                                           $     (5,859) $      (3,612) $    (19,417)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Stock warrants outstanding                                -              -         2,813
  Change in
    Prepaid expenses                                            -            475             -
    Accrued expenses                                       (1,187)         1,950         1,603
                                                     ------------  ------------- -------------

Net cash used in operating activities                      (7,046)        (1,187)      (15,001)
                                                     ------------  ------------- -------------

Cash flows from financing activities
  Cash received for common stock                                -         36,000        38,350
  Due to stockholder                                           98            205            98
                                                     ------------  ------------- -------------

Net cash provided by financing activities                      98         36,205        38,448
                                                     ------------  ------------- -------------

Net increase (decrease) in cash                            (6,948)        35,018        23,447

Cash, beginning of period                                  30,395            100             -
                                                     ------------  ------------- -------------

Cash, end of period                                  $     23,447  $      35,118 $      23,447
                                                     ============  ============= =============


   The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization and Line of Business
        PSLRA, Inc. (the "Company") was incorporated on October 6, 1998 in the State of Delaware. The Company is in the development stage, and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no significant business activity to date. Operating expenses incurred to date consist primarily of legal and accounting fees.

        Basis of Presentation
        The Company has been in the development stage since its inception on October 6, 1998. The Company has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        Interim Financial Statements
        In the opinion of management, the interim financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows.

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

        Loss per Share
        The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

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


NOTE 2 - WARRANTS OUTSTANDING

        On April 19, 1999, warrants to purchase 51,000 shares of the Company's common stock, par value $0.001, were issued to the placement agent at an exercise price of $0.255 per share. The shares vest immediately and can be exercised within seven years from the date of issuance of the warrants. The fair value of the warrants at the date of issuance was approximately $2,813 based on the fair value of the placement agent's services, less cash paid. As of March 31, 2000, the warrants were still outstanding.

NOTE 3 - RELATED PARTY TRANSACTIONS

        The Company utilizes office space of a law firm owned by its President/Director. The Company does not pay any rent for such office space.

        The Company owed $0 and $98 (unaudited) at December 31, 1999 and March 31, 2000, respectively, to the President/Director of the Company for expenses incurred on behalf of the Company.

Item 2. Plan of Operation.

        Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10SB and Annual report on Form 10-KSB for the fiscal year ended December 31, 1999 for a description of certain of the known risks and uncertainties of the Company.)

General

        The Company's plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction (a "Merger") with a corporation, partnership, limited liability company or other business entity (a "Merger Target"), desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to enter into a Merger with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any Merger. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of proposed plan of operation and Mergers under this caption and throughout this Quarterly Report is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

        The Company may seek a Merger with an entity which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a Merger may involve entering into a transaction with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

        Selecting a Merger Target will be complex and involve a high degree of risk. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous entities seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity (subject to restrictions of applicable statutes and regulations) for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes and regulations) for all stockholders, and other items. Potential Merger Targets may exist in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such Merger Targets extremely difficult and complex.

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

        The Company also believes that finding a suitable Merger Target willing to enter into a Merger with the Company may depend on the existence of a public trading market for the Company's Common Stock. There is presently no material trading market and there is no assurance that one can be developed. The development of a public trading market will depend on the existence of freely tradable Common Stock of the company, and broker-dealers willing to act as market makers.

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

        The Company may utilize available cash and equity securities in effecting a Merger. Although the Company has no commitments as of this date to issue any shares of Common Stock or options or warrants, except for additional securities that the Company expects to issue for certain professional services (see "Expenses for Fiscal Quarter Ended March 31, 2000" below), other than those already issued in the offering of its common stock pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") (the "Private Placement"), each Company will likely issue a substantial number of additional shares in connection with the consummation of a Merger, probably in most cases equal to nine or more times the amount held by the Company's stockholders prior to the Merger. The Company also may decide to issue Preferred Stock, with liquidation and dividend rights, that are senior to the common stock, in connection with a Merger or obtaining financing therefor, although the Company has no present plans to do so. The Company currently has no intention to issue Preferred Stock. The Company may have to effect reverse stock splits prior to any Merger. To the extent that such additional shares are issued, dilution to the interests of a Company's stockholders will occur. Additionally, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carryforwards, if any.

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

Expenses for Fiscal Quarter Ended March 31, 2000

        Net cash used in operating activities for the three months ended March 31, 2000 was $7,046 which was increased from $1,187 for the three months ended March 31, 1999. The Company also incurred a liability in the amount of $98 during the quarter ended March 31, 2000. As a result, the Company's total liabilities and stockholders' equity as of March 31, 2000 was reduced by $6,948 to $23,447, as compared to total liabilities and stockholders' equity of $30,395 at the fiscal year ended December 31, 1999.

        Expenses of approximately $5,859 for the fiscal quarter ended March 31, 2000 resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual public disclosure and reporting requirements. The Company is seeking to reduce these ongoing expenses by obtaining the agreement of certain of its professional service providers to permit the Company to defer or forgo payment of the expense of their services in exchange for securities of the Company. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

   Exhibit No.   Description
   -----------   -----------
       27        Financial Data Scedule

(b)   Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PSLRA INCORPORATED
Date: May 12, 2000                           By /s/ James A. Prestiano
                                               ----------------------------
                                             James A. Prestiano, President,
                                             Secretary and Chief Financial
                                             Officer