Form 10QSB
period 2000-06-30
PSLRA INC/NY
filed 2000-08-21
CIK 1077271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2000.

                                       or

[ ]     Transitional report filed under Section 13 or 15 (d) of the
        Exchange Act.


                          Commission File No. 000-26641

                                   PSLRA, Inc.
                                   -----------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                       13-4031420
         --------                                       ----------
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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of August 18, 2000, there were 2,490,000 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes     No X
   ---    ---

                                                                     PSLRA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                 December 31, 1999 and June 30, 2000 (unaudited)
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

                                                                     PSLRA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEETS
                                 December 31, 1999 and June 30, 2000 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                    June 30,     December 31,
                                                                      2000            1999
                                                                 -------------   -------------
                                                                  (unaudited)
Assets
    Cash                                                         $      20,703   $      30,395
                                                                 -------------   -------------

                  Total assets                                   $      20,703   $      30,395
                                                                 =============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accrued expenses                                             $       1,840   $       2,790
                                                                 -------------   -------------

        Total current liabilities                                        1,840           2,790
                                                                 -------------   -------------

Commitments

Stockholders' equity
    Preferred stock, $0.001 par value
        5,000,000 shares authorized
        no shares issued and outstanding                                     -               -
    Common stock, $0.001 par value
        40,000,000 shares authorized
        2,170,000 (unaudited) and 2,170,000 shares issued
           and outstanding                                               2,170           2,170
    Additional paid-in capital                                          36,180          36,180
    Contributed capital - stock warrants outstanding                     2,813           2,813
    Deficit accumulated during the development stage                   (22,300)        (13,558)
                                                                 -------------   -------------

               Total stockholders' equity                               18,863          27,605
                                                                 -------------   -------------

                  Total liabilities and stockholders' equity     $      20,703   $      30,395
                                                                 =============   =============

   The accompanying notes are an integral part of these financial statements.

                                                                     PSLRA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
       For the Three and Six Months Ended June 30, 2000 and 1999 (unaudited) and for the Period from October 6, 1998 (Inception) to June 30, 2000 (unaudited)
--------------------------------------------------------------------------------

                                                                                   For the
                                                                                 Period from
                                   For the                     For the            October 6,
                             Three Months Ended           Six Months Ended           1998
                                   June 30,                    June 30,         (Inception) to
                        ---------------------------  ---------------------------   June 30,
                             2000          1999           2000          1999         2000
                        ------------  -------------  ------------  ------------- -------------
                         (unaudited)   (unaudited)    (unaudited)   (unaudited)   (unaudited)
Operating expenses      $      2,883  $         386  $      8,742  $       3,998  $      22,300
                        ------------  -------------  ------------  -------------  -------------

Net loss                $     (2,883) $        (386) $     (8,742) $      (3,998) $     (22,300)
                        ============  =============  ============  =============  =============

Basic and diluted
  Loss per common
    share               $     (0.001) $     (0.0002) $     (0.004) $      (0.002) $      (0.010)
                        ============  =============  ============  =============  =============

Weighted-average
  common shares
  outstanding              2,170,000      2,170,000     2,170,000      2,141,500      2,135,498
                        ============  =============  ============  =============  =============

   The accompanying notes are an integral part of these financial statements.

                                                                     PSLRA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
    For the Period from October 6, 1998 (Inception) to June 30, 2000 (unaudited)
--------------------------------------------------------------------------------

                                                                                    Contributed      Deficit
                                                                                      Capital -    Accumulated
                                                Common Stock           Additional      Stock       during the
                                          -------------------------      Paid-In      Warrants     Development
                                            Shares       Amount          Capital     Outstanding      Stage          Total
                                          ----------  -------------    -----------   -----------   -----------    -----------
Balance, October 6, 1998 (inception)               -  $           -  $          -    $         -   $         -    $         -
Sale of common stock                       2,020,000          2,020          2,580                                      4,600
Net loss                                                                                                (1,238)        (1,238)
                                          ----------  -------------    -----------   -----------   -----------    -----------

Balance, December 31, 1998                 2,020,000          2,020          2,580             -        (1,238)         3,362
Sale of common stock                         150,000            150         33,600                                     33,750
Issuance of stock warrants                                                                 2,813                        2,813
Net loss                                                                                               (12,320)       (12,320)
                                          ----------  -------------    -----------   -----------   -----------    -----------

Balance, December 31, 1999                 2,170,000          2,170         36,180         2,813       (13,558)        27,605
Net loss (unaudited)                                                                                    (8,742)        (8,742)
                                          ----------  -------------    -----------   -----------   -----------    -----------

    Balance, June 30, 2000 (unaudited)     2,170,000  $       2,170    $    36,180   $     2,813   $   (22,300)   $    18,863
                                          ==========  =============    ===========   ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                                                     PSLRA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 1999 (unaudited) and for the Period from October 6, 1998 (Inception) to June 30, 2000 (unaudited)
--------------------------------------------------------------------------------

                                                                                     For the
                                                                                   Period from
                                                                                    October 6,
                                                      For the Six Months Ended         1998
                                                               June 30,           (Inception) to
                                                     ---------------------------     June 30,
                                                          2000          1999           2000
                                                     ------------  -------------  --------------
                                                      (unaudited)   (unaudited)   (unaudited)
Cash flows from operating activities
  Net loss                                           $     (8,742) $      (3,998)  $   (22,300)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Stock warrants outstanding                                -              -         2,813
  Change in
    Prepaid expenses                                            -            475             -
    Accrued expenses                                         (950)         1,340         1,840
                                                     ------------  -------------   -----------

Net cash used in operating activities                      (9,692)        (2,183)      (17,647)
                                                     ------------  -------------   -----------

Cash flows from financing activities
  Cash received for common stock                                -         38,250        38,350
  Due to stockholder                                            -            205             -
                                                     ------------  -------------   -----------

Net cash provided by financing activities                       -         38,455        38,350
                                                     ------------  -------------   -----------

Net increase (decrease) in cash                            (9,692)        36,272        20,703

Cash, beginning of period                                  30,395            100             -
                                                     ------------  -------------   -----------

Cash, end of period                                  $     20,703  $      36,372   $    20,703
                                                     ============  =============   ===========

   The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization and Line of Business
        ---------------------------------
        PSLRA, Inc. (the "Company") was incorporated on October 6, 1998 in the State of Delaware. The Company is in the development stage, and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no significant business activity to date. Operating expenses incurred to date consist primarily of legal and accounting fees.

        Basis of Presentation
        ---------------------
        The Company has been in the development stage since its inception on October 6, 1998. The Company has incurred losses from operations with no revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        Interim Financial Statements
        ----------------------------
        In the opinion of management, the interim financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows.

        Start-Up Costs
        --------------
        Start-up costs include legal and professional fees. In accordance with Statement of Position 98-5, "Costs of Start-Up Activities," these costs have been expensed as incurred.

        Estimates
        ---------
        The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

        Loss per Share
        --------------
        The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

        Income Taxes
        ------------
        The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company is in the development stage and has incurred a loss from operations, no benefit is realized for the tax effect of the net operating loss carryforward due to the uncertainty of its realization.

NOTE 2 - WARRANTS OUTSTANDING

        On April 19, 1999, warrants to purchase 51,000 shares of the Company's common stock, par value $0.001, were issued to the placement agent at an exercise price of $0.255 per share. The shares vest immediately and can be exercised within seven years from the date of issuance of the warrants. The fair value of the warrants at the date of issuance was approximately $2,813 based on the fair value of the placement agent's services, less cash paid. As of June 30, 2000, the warrants were still outstanding.

NOTE 3 - COMMITMENTS

        During the six months ended June 30, 2000, the Company entered into various agreements with several consultants to issue a total of 170,000 shares (unaudited) of common stock in return for certain professional services rendered, which were not related to raising capital. No substantial services have been performed as of June 30, 2000.

        On June 26, 2000, pursuant to a consulting agreement, warrants to purchase a total of 150,000 shares (unaudited) of the Company's common stock, par value $0.001, were issued to various consultants at an exercise price of $0.01 (unaudited) per share. The warrants shall not vest and become exercisable until the services to be provided under the consulting agreement have been performed. The warrants expire on June 25, 2005. No substantial services have been performed as of June 30, 2000. The warrants were still outstanding as of June 30, 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

        The Company utilizes office space of a law firm owned by its President/Director. The Company does not pay any rent for such office space. The President/Director also provided certain administrative services at no charge to the Company.

Item 2. Plan of Operation

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

        Under the Federal securities laws, public companies must furnish stockholders certain information about significant acquisitions, which information may require audited financial statements for an acquired company with respect to one or more fiscal years, depending upon the relative size of the acquisition. Consequently, the Company will only be able to effect a Merger with a prospective Merger Target that has available audited financial statements or has financial statements which can be audited

        The time and costs required to select and evaluate a Merger Target (including conducting a due diligence review) and to structure and consummate the Merger (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and corporation laws) cannot presently be ascertained with any degree of certainty. The Company's current executive officer and director intends to devote only a small portion of his time to the affairs of the Company and, accordingly, consummation of a Merger may require a greater period of time than if the Company's management devoted his full time to the Company's affairs. While no current steps have been taken nor agreements reached, the Company may engage consultants and other third parties providing goods and services, including assistance in the identification and evaluation of potential Merger Targets. These consultants or third parties may be paid in cash, stock, options or other securities of the Company, and the consultants or third parties may be placement agents or their affiliates.

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

        The Company may utilize available cash and equity securities in effecting a Merger. Although the Company has no commitments as of this date to issue any shares of Common Stock or options or warrants, except for additional securities that the Company expects to issue for certain professional services (see "Expenses for Six Months Ending June 30, 2000" below), other than those already issued in the offering of its common stock pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") (the "Private Placement"), the Company will likely issue a substantial number of additional shares in connection with the consummation of a Merger, probably in most cases equal to nine or more times the amount held by the Company's stockholders prior to the Merger. The Company also may decide to issue Preferred Stock, with liquidation and dividend rights, that are senior to the Common Stock, in connection with a Merger or obtaining financing therefor, although the Company has no present plans to do so. The Company currently has no intention to issue Preferred Stock. The Company may have to effect reverse stock splits prior to any Merger. To the extent that such additional shares are issued, dilution to the interests of a Company's stockholders will occur. Additionally, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry-forwards, if any.

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

Expenses for Six Months Ending June 30, 2000

        Net cash used in operating activities for the six months ended June 30, 2000 was $9,692 as compared to $2,183 for the six months ended June 30, 1999. The Company did not have other sources or uses of cash during the six months ended June 30, 2000. Accrued expenses decreased by $950 compared to December 31, 1999. Accordingly cash on hand decreased by $9,692 for the six months ended June 30, 2000 to $ 20,703.

        Expenses increased by approximately $2,497 and $4,744, respectively, for the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999. The increases resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's quarterly and annual public disclosure and reporting requirements. The Company is seeking to reduce these ongoing expenses by obtaining the agreement of certain of its professional service providers to permit the Company to defer or forgo cash payment of the expense of their services in exchange for securities of the Company. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

                                     PART II

                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds


         In July 2000, 80,000 shares of the Company's Common Stock were issued to a law firm for legal services rendered in connection with certain annual and quarterly reporting requirements. These shares were issued pursuant to a retainer agreement entered into in May 2000. This transaction was exempt from the registration requirements of the Securities Act of 1933 as amended (the "Act"), pursuant to Section 4(2) of the Act.

         In July 2000, 50,000 shares of the Company's Common Stock were issued to an accounting firm for professional services in connection with certain tax filings and related matters. This transaction was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

         In July 2000, 40,000 shares of the Company's Common Stock were issued to a law firm in connection with legal services rendered relating to the settlement of certain accounts payable and certain miscellaneous matters. This transaction was exempt from the registration requirements of the Act pursuant to
Section 4(2) of the Act.

         In June 2000, pursuant to a consulting agreement, warrants to purchase a total of 150,000 shares of the Company's Common Stock, were issued to various consultants at an exercise price of $0.01 per share. The warrants vested and were to become exercisable once the services to be provided under the consulting agreement were performed. The warrants expire on June 25, 2005. As substantial services have been performed since June 30, 2000, the warrants vested and all were exercised into 150,000 shares of Common Stock on or prior to August 18, 2000. This transaction was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

         In July 2000, the Company filed with the SEC a Registration Statement on Form S-8 for purposes of registering for resale 275,147 shares of Common Stock issued to consultants, including 150,000 shares of Common Stock, issuable upon the exercise of warrants.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)   Exhibits

    Exhibit No.   Description
    -----------   -----------

        27        Financial Table Schedule- Exhibit 27

    (b)   Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PSLRA, INC.


Date: August 18, 2000                       By /s/ James A. Prestiano
      ---------------                         -------------------------------
                                            James A. Prestiano, President,
                                            Secretary and Chief Financial
                                            Officer